Form 10-K/A
period 1992-12-31
AMERICAN HEALTHCARE MANAGEMENT INC
filed 1994-02-07
CIK 738339

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-K/A

       /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1992
Commission  file number:   1-8756

              AMERICAN HEALTHCARE MANAGEMENT, INC.
     (Exact name of Registrant as specified in its charter)

                 Delaware                  75-1636788
      (State or other jurisdiction of   (I.R.S. Employer
     incorporation or organization)     Identification No.)

           660 American Avenue, Suite 200
               King of Prussia, Pa                   19406
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (215) 768-5900

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
         Title of each class           on which registered
           Common Stock
     par value $0.01 per share        American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

     The aggregate market value of the Registrant's common stock, par value $0.01 per share, held by non-affiliates of the Registrant as of the close of business on February 10, 1993 (an aggregate of 15,784,182 shares out of a total of 27,136,614 shares outstanding at that time) is $92,732,069 computed by reference to the last reported sale price ($5.875) on the American Stock Exchange on February 10, 1993. For purposes of the foregoing calculation only, all directors and executive officers have been deemed affiliates of the Registrant.

     As of February 10, 1993, there were 27,136,614 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to its 1993 Annual Meeting -- Part III

                        TABLE OF CONTENTS

                                                      Page


Part II.

   Item 8.  Financial Statements and
              Supplementary Data                        26


Part IV.

   Signatures                                           52

Item 8.    Financial Statements and Supplementary Data

                 Report of Independent Auditors



Stockholders and Board of Directors
American Healthcare Management, Inc.


We have audited the accompanying consolidated balance sheets of American Healthcare Management, Inc. as of December 31, 1992 and 1991, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1992. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Healthcare Management, Inc. at December 31, 1992 and 1991, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



January 28, 1993

              American Healthcare Management, Inc.

                   Consolidated Balance Sheets

                                                    December 31
                                                1992         1991
                                              _________   _________
                                                      000's
Assets
Current assets:
 Cash and cash equivalents                    $       -  $  15,749
 Accounts receivable, net of allowances for
  doubtful accounts of $4,550 in 1992 and
  $6,983 in 1991                                 44,400     36,542
 Supplies, at cost                                4,267      3,659
 Funds held by trustee--current portion           1,058        644
 Prepaid expenses                                 3,300      2,033
 Other                                              171      1,530
                                              _________  _________
Total current assets                             53,196     60,157

Other assets;
 Funds held by trustee                            4,349      6,042
 Property held for disposal                       1,609        479
 Notes receivable, less allowances of
  $1,108 in 1992 and 1991                         3,940      4,385
 Debt issuance costs                              4,009        514
 Other                                            2,449      1,661
                                              _________  _________
                                                 16,356     13,081

Property and equipment, at cost:
 Land and improvements                           24,034     23,617
 Buildings and improvements                     244,526    241,388
 Equipment                                      107,107     99,415
 Construction in progress                        14,844      3,365
                                              _________  _________
                                                390,511    367,785

 Less: Allowances for depreciation and
  amortization                                  122,227    106,092
                                              _________  _________
                                                268,284    261,693
                                              _________  _________
                                              $ 337,836  $ 334,931
                                              _________  _________
                                              _________  _________


              American Healthcare Management, Inc.
                   Consolidated Balance Sheets

                                                    December 31
                                                1992         1991
                                              _________   _________
                                                      000's
Liabilities and stockholders' equity
Current liabilities:
 Bank checks outstanding, less cash in bank   $   3,364  $       -
 Accounts payable                                22,893     20,611
 Accrued compensation                             7,959      7,353
 Accrued interest                                 1,767        804
 Other payables and accruals                      3,481      8,892
 Current portion of long-term debt               10,932      3,136
                                              _________  _________
Total current liabilities                        50,396     40,796

Other liabilities                                15,534     10,020





Long-term debt                                  143,822    227,275
                                              _________  _________
                                                209,752    278,091





Stockholders' equity:
 Common Stock, $.01 par; authorized
  60,000,000 shares; 27,073,280 and
  26,936,479 issued and outstanding
  in 1992 and 1991, respectively                    271        269
 Additional paid-in capital                     138,291    138,127
 Retained-earnings deficit                      (10,478)   (81,556)
                                               ________   ________
                                                128,084     56,840
                                              _________  _________
                                               $337,836   $334,931
                                              _________  _________
                                              _________  _________

See accompanying notes.

                                 29

              American Healthcare Management, Inc.
              Consolidated Statements of Operations

                                       Year ended December 31
                                    1992        1991        1990
                                 ________________________________
                                           (000's, except
                                          per share amounts)

Net revenue                      $ 313,197   $ 289,466   $298,833

Costs and expenses:
 Salaries and benefits             132,831     123,754    128,337
 Purchased services                 58,480      52,750     50,205
 Supplies                           32,804      29,049     34,994
 Provision for bad debts            17,184      17,142     17,074
 Other                              29,375      26,736     34,558
 Depreciation                       17,366      16,452     17,182
 Interest                            9,401      15,267     19,871
 Writedown of assets and
  other changes                          -           -     11,412
                                  ________________________________
                                   297,441     281,150    313,633
                                  ________________________________
Income (loss) before income
 taxes and extraordinary item        15,756       8,316    (14,800)

Income tax expense                      249         280         70
                                  ________________________________
Income (loss) before extra-
 ordinary item                       15,507       8,036    (14,870)

Gain on early extinguish-
 ment of debt                        55,571           -          -
                                  ________________________________
Net income (loss)                 $  71,078    $  8,036   $(14,870)
                                  ________________________________
                                  ________________________________
Earnings (loss) per common
 share, primary:
 Income (loss) before extra-
  ordinary item                       $0.54       $0.43      $(.98)
 Extraordinary item                    1.95           -          -
                                  ________________________________
Net income (loss)                     $2.49       $0.43      $(.98)
                                  ________________________________
                                  ________________________________
Earnings (loss) per common
 share, fully diluted                             $0.41
                                              ____________
                                              ____________

See accompanying notes
                                 30

              American Healthcare Management, Inc.
    Consolidated Statements of Change in Stockholders' Equity

            (All amounts, including shares, in 000's)

                            Common Stock
                         __________________  Additional   Retained-
                          Number               Paid-In    Earnings
                         of Shares Par $.01    Capital     Deficit
                         __________________________________________
Balances at
  January 1, 1990         15,160    $  152    $111,765    $(74,722)

Net loss                                                   (14,870)
                         __________________________________________
Balances at
  December 31, 1990       15,160       152     111,765     (89,592)


Net income                                                   8,036
Recapitalization          11,776       117      26,362
                         __________________________________________
Balances at
  December 31, 1991       26,936       269     138,127     (81,556)

Net income                                                  71,078
Common stock issuance        137         2         164
                         __________________________________________
Balances at
  December 31, 1992       27,073    $  271    $138,291    $(10,478)



See accompanying notes.

              American Healthcare Management, Inc.
              Consolidated Statements of Cash Flows

                                       Year ended December 31
                                    1992        1991        1990
                                  ________________________________
                                           (000's)

Operating activities
Net income (loss)                 $  71,078   $   8,036   $(14,870)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operations:
  Extraordinary gain on early
   extinguishment of debt           (55,571)          -          -
  Depreciation and amortization      17,792      16,452      17,182
  Troubled debt interest                884      10,486      14,154
  Troubled debt interest paid
   in cash                          (13,718)    (14,726)    (5,978)
  Provision for bad debts            17,184      17,142     17,074
  Writedown of assets and
   other charges                          -           -      9,448
  Charges against reserve
   for losses on disposal              (245)     (1,778)       357
  Effect of changes in operating
   assets and liabilities:
    Accounts receivable             (20,784)    (10,941)    (6,877)
    Supplies                           (608)       (501)     1,009
    Prepaid expenses and other
     current assets                      92       1,003     (1,455)
    Accounts payable                  2,282       4,105     (5,834)
    Accrued compensation                606        (215)      (498)
    Accrued interest                    963        (487)    (2,829)
    Other payables and accruals      (2,276)        768     (4,714)
                                  ________________________________
Net cash provided by operating
  activities                         17,679      29,344     16,169

Investing activities
Purchases of property and
 equipment                          (19,911)    (12,622)   (11,182)
Proceeds from asset sales                 -      19,262     10,171
Funds held by trustee & other        (2,649)     (2,467)     1,127
                                  ________________________________
Net cash (used in) provided
 by investing activities            (22,560)      4,173        116

Financing activities
Advance payments on troubled debt  (100,834)    (22,738)   (17,452)
Repayments of other long-term debt  (38,375)     (3,447)    (8,735)
Proceeds from issuance of
 long-term debt                     134,000           -          -
Proceeds from issuance of
 common stock                           166           -          -
Refinancing costs incurred           (9,189)          -          -
Bank checks outstanding,
 less cash in bank                    3,364           -          -
Recapitalization costs incurred           -      (3,232)         -
                                  ________________________________
Net cash used in financing
 activities                         (10,868)    (29,417)   (26,187)
                                  ________________________________
(Decrease) increase in cash
 and cash equivalents               (15,749)      4,100     (9,902)

Cash and cash equivalents at
 beginning of year                   15,749      11,649     21,551
                                  ________________________________
Cash and cash equivalents at
 end of year                       $      -    $ 15,749   $ 11,649

              American Healthcare Management, Inc.
        Consolidated Statements of Cash Flows (continued)

                                       Year ended December 31
                                    1992        1991        1990
                                  ________________________________
                                           (000's)
Supplemental disclosure of
 cash flow information:
  Interest paid (net of amounts
   capitalized in 1992 of $653)   $ 20,846    $ 19,992    $ 14,315
  Income taxes paid                    284         208          93

Supplemental schedule of noncash
 investing and financing activities:
  Payment of interest by delivery
   of additional notes                   -       8,286       7,355
  Capital lease obligations,
   principally equipment             4,820           -           -
  Increase in stockholders'
   equity due to recapitalization
   --see Note 2                          -      26,479           -




See accompanying notes.

                                 33

              American Healthcare Management, Inc.
           Notes to Consolidated Financial Statements

                        December 31, 1992



1.  Business and Significant Accounting Policies

The Company is engaged primarily in the development, ownership, and operation of hospitals and related health care facilities. Its more significant accounting policies follow.

Principles of Consolidation

The consolidated financial statements include all subsidiaries.
All significant intercompany transactions have been eliminated.

Third-Party Payors

Net revenue represents patient service revenue and is reported at the net realizable amounts from patients, third-party payors, and others for services rendered. Such revenue generated from Medicare and Medicaid/Medi-Cal reimbursement programs accounted for approximately 64%, 59%, and 60% in 1992, 1991, and 1990, respectively, of total net patient service revenue. Under these programs, the Company is required to submit annual cost reports which are subject to examination by agencies administering these programs. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from such examinations. Net accounts receivable from the Medicare and Medicaid/Medi-Cal reimbursement programs at December 31, 1992 and 1991 were approximately
$26.7 million and $25.0 million, respectively.

Debt Issuance Costs

Costs incurred in connection with issuance of the Credit Agreement (refer to footnote 3) are being amortized using the effective interest method over the term of the related debt.

Depreciation

Depreciation expense is computed by the straight-line method. The estimated useful lives are: buildings, 30 to 40 years; leasehold improvements, the shorter of the expected useful life or the remaining lease term; equipment, 10 years; and minor equipment, 3 years. Amortization of assets recorded under capital lease is included with depreciation expense.

Earnings (Loss) Per Common Share
The computation of primary earnings (loss) per common share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effects of stock options and warrants (1992--1,517,000; 1991--586,000 equivalent shares) based on the treasury stock method using the average market price of the common stock during the year. The primary weighted average number of common shares outstanding is 28,547,600; 18,810,708; and 15,159,711 for the years ended December 31, 1992,
1991, and 1990, respectively.

              American Healthcare Management, Inc.
      Notes to Consolidated Financial Statements (continued)


1.  Business and Significant Accounting Policies (continued)

Earnings (Loss) Per Common Share (continued)

The computation of fully diluted earnings per common share considers the dilutive effects of stock options and warrants (1991-
- -1,559,032 equivalent shares) based on the treasury stock method using the year-end market price of the common stock. For the year ended December 31, 1991, the fully diluted weighted average number of common shares outstanding is 19,783,929.

Notes Receivable

Notes receivable includes $1.0 million of advances, principally to officers of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.


2.  Debt-For-Equity Exchange

On September 27, 1991, the Company's stockholders approved a nontaxable recapitalization plan (the "Recapitalization") effective on that date to issue 11,776,768 shares of the Company's common stock to fifteen holders (the "Exchanging B Noteholders") of the Company's Senior Secured B Notes (the "B Notes") in exchange for $42,824,610 principal amount of B Notes. In addition, the Company purchased from the Exchanging B Noteholders at par $2,450,720 principal amount of B Notes held by them. For Exchanging B Noteholders holding warrants to purchase shares of the Company's common stock, which amounted to an aggregate of 897,198 warrants, the Company lowered the exercise price of the warrants from $2.67 per share to $1.60 per share. Accrued interest on the B Notes through September 27, 1991 of $1.5 million was paid on that date to the Exchanging B Noteholders on the B Notes exchanged and purchased.

Expenses incurred in connection with the Recapitalization of $3.2 million were recorded as a reduction of additional paid-in capital.

              American Healthcare Management, Inc.

3.  Long-Term Debt

A summary of long-term debt follows:

                                                1992         1991
                                              _________   _________
                                                      000's
Parent Company:
 Credit Agreement:
   Revolving credit facility                  $  12,000  $       -
   Term Loan A                                   67,500          -
   Term Loan B                                   20,000          -
 Senior Secured A Notes; rate 12%,
  payable semiannually through 1995                   -     63,300
 Senior Secured B Notes; rate 14%,
  payable semiannually through 1999                   -     37,534
 Future interest included in
  recorded liability                                  -     75,300
                                              _____________________
                                                 99,500    176,134

Subsidiaries:
 Secured debt--other; rates, generally
   fixed, average 10.3%; payable in
   periodic installments through 2022            55,254     54,277
                                              _____________________
                                                154,754    230,411

Less current portion                             10,932      3,136
                                              _____________________
                                              $ 143,822  $ 227,275
                                              _____________________
                                              _____________________

The fair value of the Company's long-term debt is estimated to approximate the recorded values, based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

In the second quarter of 1992, the Company entered into commitment agreements with a syndicate of lenders to borrow up to $105.0 million for the purposes of (i) refinancing at par (plus a redemption premium) all of the Company's outstanding Senior Secured A Notes due 1995 and Senior Secured B Notes due 1999 (the "Senior Secured Notes"); and (ii) securing a line of credit, primarily for funding working capital requirements. As a result of the refinancing, the Company recognized an extraordinary gain on early extinguishment of debt of $55.6 million.

The Company's Senior Secured Notes were issued in connection with a debt restructuring followed by the Company's emergence from bankruptcy on December 29, 1989. The debt restructuring had been accounted for under Financial Accounting Standards Board (FASB) Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The gain on early extinguishment primarily resulted from the income recognition of "future interest" included in long-term debt, less related expenses.

              American Healthcare Management, Inc.

3.  Long-Term Debt (continued)

Following is a reconciliation of "future interest" recorded at December 31, 1991 and the amount of the extraordinary gain (in thousands):


Future interest in recorded liability
 at December 31, 1991                            $ 75,300
Add:
 Related troubled debt interest expense from
  January 1, 1992 to June 30, 1992                    495
Less:
 Related interest payable in 1992 through
  extinguishment date                             (13,325)
 Early redemption premium                          (3,192)
 Transaction costs and other                       (3,707)
                                               ____________
Gain on early extinguishment of debt             $ 55,571

Pro forma income before extraordinary item for the years ended
December 31, 1992 and 1991 assuming the early extinguishment of debt and recapitalization (refer to footnote 2) occurred January 1, 1991 would be as follows:

                                                  December 31
                                                1992        1991
                                              _____________________
                                                   (Unaudited)
Income before extraordinary item,
  as reported                                 $ 15,507    $  8,036
Less amortization of future interest in
  recorded liability                            (5,904)     (8,682)
Add pro forma reduction of interest expense
  due to recapitalization and lower rate of
  interest under the new debt                    2,845      10,165
                                              _____________________
Net change                                      (3,059)      1,483

Tax (benefit) expense effect of change            (119)         74
                                              _____________________
Pro forma income before extraordinary item    $ 12,567    $  9,445
                                              _____________________
                                              _____________________
Pro forma weighted average number of
  shares outstanding, primary                   28,547      27,879
                                              _____________________
                                              _____________________

Pro forma earnings per share before
  extraordinary item                              $.44        $.34
                                              _____________________
                                              _____________________


               American Healthcare Management, Inc.
     Notes to Consolidated Financial Statements (continued)


3.  Long-Term Debt (continued)

The weighted average annual interest rate under the new debt during the pro forma period before extinguishment is assumed to have been 6.4% and includes amortization of pro forma debt issuance costs. The increase in pro forma interest expense for financial reporting purposes occurred as a result of the effects of the application of accounting rules under FASB Statement No. 15, under which rules the effective annual interest rate on the extinguished debt through the date of extinguishment was 0.5%.

Funds advanced under the Revolving Credit Facility (the "Facility") are restricted to use for working capital purposes and reimbursement for draws under letters of credit. The Facility is limited to a maximum aggregate principal amount of $15.0 million due in July 1995. Term Loan A is payable semiannually beginning December 31, 1992, and matures in June 1999. Term Loan B matures July 1997. The Facility and Term Loans bear interest on the outstanding principal at either a rate based on the Prime Rate or LIBOR as elected from time to time by the Company. Interest is payable monthly if a rate based on Prime Rate is elected or at the end of the LIBOR period if the rate based on LIBOR is elected (but not to exceed three months if a six-month LIBOR period is elected).

The Company has elected various rates on the initial Facility advance, Term Loan A, and Term Loan B representing a weighted average annual interest rate at December 31, 1992 of 6.5%. On September 22, 1992, the Company entered into interest rate swap agreements effectively fixing the annual interest rate on
(i) $25.0 million of Term Loan A at 7.7% for three years and
(ii) $10.0 million of Term Loan A at 7.0% for two years.

In certain circumstances, the Company is required to make principal prepayments of the Term Loans. These circumstances include the receipt of proceeds from (i) certain sales of material assets,
(ii) issuance of additional indebtedness, and (iii) issuance of equity securities. In addition, the Company is required to make annual principal prepayments of the Term Loans based on 50 percent of defined excess cash flow. The Company may prepay all or part of the Facility and Term Loans without penalty.

The Credit Agreement limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, acquire the capital stock or assets of another business, or pay dividends and requires the Company to maintain a net worth equal to certain specified amounts and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Credit Agreement and under other secured debt and capital lease agreements of the Company is secured by liens on substantially all real and personal property and interests in real and personal property of the Company and its subsidiaries.

Maturities on long-term debt, exclusive of capital lease obligations, over the next five years are as follows:



        Years ending December 31:            (000's)

                       1993                 $  9,700
                       1994                   10,180
                       1995                   23,746
                       1996                   26,587
                       1997                   33,426


              American Healthcare Management, Inc.
    Notes to Consolidated Financial Statements (continued)


3.  Long-Term Debt (continued)

A summary of assets under capital lease follows:

                                                1992        1991
                                              _____________________
                                                    (000's)
  Buildings and improvements                  $ 31,733    $ 31,733
  Equipment                                      8,408       6,642
                                              _____________________

                                                40,141      38,375
  Less allowance for amortization               10,068       8,984
                                              _____________________
                                              $ 30,073    $ 29,391
                                              _____________________
                                              _____________________


At December 31, 1992, aggregate amounts of future minimum payments under lease commitments are as follows:

                                              Capital     Operating
                                              Leases        Leases
                                              _____________________
                                                    (000's)
    1993                                      $  2,545     $  5,498
    1994                                         2,218        4,387
    1995                                         1,942        3,746
    1996                                         1,838        2,576
    1997                                         1,243        1,596
    Subsequent to 1997                          19,387        8,842
                                              _____________________
    Total future minimum lease payments       $ 29,173     $ 26,645
                                                         __________
                                                         __________
    Amount representing interest                16,942
                                              ___________
    Present value of minimum lease payments
     (included in long-term secured
      debt--other)                              12,231
    Less:  current portion                       1,232
                                              ___________
                                              $ 10,999
                                              ___________
                                              ___________


Operations for the years ended December 31, 1992, 1991, and 1990 included rental expense on operating leases of property and equipment of $7.3 million, $7.6 million, and $8.8 million, respectively, a majority of which represents rental expense attributed solely to usage. Certain of these operating leases include provisions for renewal options and escalation clauses.

4.  Contingencies

Liability Risks

The general and professional liability risks of the Company are self-insured up to $3.0 million per occurrence and $9.0 million in aggregate per claim year. The Company carries general and professional liability insurance from an unrelated commercial carrier for per-occurrence losses in excess of $3.0 million on a claims-made basis. Liabilities for self-insured professional and general liability risks, for both asserted and unasserted claims, are based on actuarially projected estimates discounted at a 7.5% average rate to their present value of $6.2 million based on historical loss payment patterns. At December 31, 1992, the Company maintained $3.8 million in a trust fund for purposes of meeting these estimated obligations. Although the ultimate settlement of these liabilities may vary from such estimates, management believes that the amounts provided in the Company's financial statements are adequate.

              American Healthcare Management, Inc.
    Notes to Consolidated Financial Statements (continued)

4.  Contingencies (continued)

Liability Risks (continued)

Neither the Company nor any of its subsidiaries is party to, and none of their properties is the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the business.


5.  Stockholders' Equity and Stock Options

The Company has never paid any dividends on its common stock. Under the terms of the Credit Agreement, the Company may not pay dividends prior to July 29, 1994 and provided Term Loan B is paid in full. Further, dividends in any fiscal year may not exceed the lesser of ten percent of net income or $3.0 million.

At December 31, 1992, warrants to purchase 1,197,499 shares of common stock were outstanding. The warrants may be exercised any time prior to April 29, 1995 at a price of $2.67 per share for warrants for 300,301 shares, and at $1.60 per share for warrants for 897,198 shares.

The Company has reserved 1,640,000 shares (less options canceled) of its common stock for issuance to officers and employees under its 1990 Stock Plan and 360,000 shares under its 1990 Non-Employee Directors' Stock Plan. Under both plans, options granted are exercisable within a ten-year period at the market price on the grant date and vest in equal annual amounts over a three-year period. The following is a summary of option transactions during 1990, 1991, and 1992:

                                   Outstanding
                                  1990     Non-Employee   Option
                                  Stock    Directors'     Price
                                  Plan     Stock Plan     Range
                               ___________________________________

Balance at December 31, 1989           -           -
  Options granted                290,000     360,000   $1.00-$1.42
                               ______________________
Balance at Decmeber 31, 1990     290,000     360,000
  Options granted                250,000           0   $1.00-$3.00
                               ______________________
Balance at December 31, 1991     540,000     360,000
  Options granted                 85,000           -      $4.63
  Options canceled               (20,000)          -
  Options exercised              (16,666)   (120,000)  $1.00-$1.38
                               ______________________
Balance at December 31, 1992     588,334     240,000
                               ______________________
                               ______________________
Exercisable
 at December 31, 1992            253,334     120,000
Available for future grant at
 December 31, 1992             1,015,000           -


In addition to the above plans, two officers of the Company were granted options to acquire an aggregate of 470,000 shares of the Company's common stock. The options are fully vested at a price of $1.89 per option. The options expire in April 1995.

              American Healthcare Management, Inc.

6.  Income Taxes

In the third quarter of 1992, the Company adopted the accounting provisions of Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes," effective as of January 1, 1991.

At December 31, 1992, significant deferred tax assets consist of: tax return net operating loss carryforwards ($109.9 million), allowances not yet deducted for tax purposes ($16.1 million), capital lease liabilities ($12.3 million), and tax credit carryforwards ($4.7 million). Significant deferred tax liabilities consist of: accelerated depreciation ($119.4 million) and the unamortized deferral of the effect of changing from the cash method of tax accounting to the accrual method in a prior year
($16.4 million).  As a result of the adoption of FASB Statement
No. 109, the ability of the Company to reduce future book income tax expense with net operating loss carryforward benefits is limited.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are tax effected as follows (in thousands):

                                  December 31           January 1,
                                1992       1991           1991
                              ____________________   _____________
Deferred tax assets:
  Capitalized inventory costs   $     19  $     10        $    10
  Deductible allowances            5,474     6,746         10,758
  Capital lease liability          4,182     3,621          2,242
  Net operating losses            37,350    39,578         39,155
  Tax credits                      4,799     4,300          4,300
  Excess book basis over
   tax basis of parent
   company debt                        -    25,600         25,000
                              _____________________   _____________
Total deferred tax assets         51,824    79,855         81,465

  Valuation allowance             (5,125)  (32,354)       (33,495)
                              _____________________   _____________
Net deferred tax assets           46,699    47,501         47,970
                              _____________________   _____________
Deferred tax liabilities:
  Tax in excess of book
   depreciation                   40,587    40,505         39,383
  Unamortized cash to
   accrual method adjustment       5,597     6,996          8,587
                              _____________________   _____________
Total deferred tax liabilities    46,184    47,501         47,970
Net deferred tax assets         $    515  $      -       $      -
                              _____________________   _____________
                              _____________________   _____________


Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                     Liability          Deferred
                                      Method             Method
                               ____________________  _____________
                                  1992       1991         1990
                               ____________________  _____________

Current:
  Federal                        $  287     $  160       $   47
  State                             477        120           23
                               ____________________  _____________
  Total current                     764        280           70
  Deferred federal                 (515)         -            -
                               ____________________  _____________
                                 $  249     $  280       $   70
                               ____________________  _____________
                               ____________________  _____________

              American Healthcare Management, Inc.
       Notes to Consolidated Financial Statements (continued)

6.  Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                           Liability Method        Deferred Method
                 ________________________________ _________________
                        1992            1991             1990
                 _______________   ______________  ________________
                  Amount Percent   Amount Percent   Amount Percent
                     (000's)          (000's)          (000's)

Tax at U.S.
statutory rates  $ 5,300   34%    $ 2,827   34%      $   -     0%
State income
 taxes, net of
 federal tax
 benefit             777    5         549    6           -
Realization of
 previously
 unrecognized
 tax benefits     (5,600) (36)     (3,256) (39)          -
                 _______________   ______________  ________________
                     477    3         120    1           -
Alternative
 minimum tax        (228)  (1)        160    2          70
                 _______________   ______________  ________________
                 $   249    2%    $   280    3%      $  70     0%
                 _______________   ______________  ________________
                 _______________   ______________  ________________

As a result of the accounting treatment of troubled debt (refer to footnote 3), a previously unrecognized benefit of approximately $5.9 million and $8.7 million representing the excess of deductible interest for tax purposes over book interest expense was realized in 1992 and 1991, respectively.

The following schedule summarizes approximate tax return net operating loss and tax credit carryforwards, which are currently available on an unlimited basis to offset federal net taxable income:

                                                  Expiration
                                     Amount         Period

Net operating loss ("NOL")       $109.9 million   2000 - 2006
Alternative minimum tax
 net operating losses              72.9 million   2000 - 2005
Investment tax credit,
 reduced in accordance with TRA
 of 1986                            4.2 million   1994 - 2001
Alternative minimum tax credit      0.5 million  no expiration


The Company also has state tax loss carryforwards available in various states in which it is required to file a return.

Pursuant to the provisions of Section 382 of the Internal Revenue
Code, the NOL carryforward could be subjected to annual use limitations should an ownership change, as therein defined, occur in any three-year period within the carryforward period.

              American Healthcare Management, Inc.
      Notes to Consolidated Financial Statements (continued)

7.  Asset Writedowns and Other Charges

Prior to 1989, a reserve was established for losses on disposal of six company facilities, all of which were sold in the two-year period ending December 31, 1990. As of December 31, 1990, provision of $8.2 million was made for loss on disposal of three subsidiaries, two of which were sold in 1991. Net losses on all dispositions were charged against the related reserve. Also at December 31, 1990, provision of $6.4 million was made for loss on diminution in value of two hospital facilities which the Company continues to operate.

During the fourth quarter of 1991, the Company reassessed its allowance for diminution in value of properties recorded in the fourth quarter of 1990 and reduced such allowance by $4.0 million to reflect the effects of changed circumstances. Also during the fourth quarter of 1991, the Company made a provision of $4.0 million to adjust its capital lease obligations for differences occurring in prior years. Such differences had no material effect on results of operations of any prior year.

The following table summarizes the net value of property held for disposal and the related activities for the three years ended
December 31, 1992:

              American Healthcare Management, Inc.
     Notes to Consolidated Financial Statements (continued)

7.  Asset Writedowns and Other Charges (continued)

             Net Value of Property Held for Disposal
                             (000's)

                                 1990 Activity
                             _____________________
                   December                          December
                      31,    Sales and                  31,
                     1989    Operations  Additions     1990
                  _________  __________  _________   _________

Property and
 equipment, net   $  21,178  $ (21,178)  $ 16,356    $ 16,356
Other assets, net       301       (301)     2,334       2,334
                  ____________________________________________
                     21,479    (21,479)    18,690      18,690
Reserve for losses
 on disposal          8,051     (6,158)     8,208      10,101
                  ____________________________________________
Net value of
 property held
 for disposal     $  13,428                          $  8,589

                                            1991
                                          Activity
                                        __________
                              December              December
                                 31,    Sales and      31,
                                1990    Operations    1991
                             _________  __________  _________
Property and
 equipment, net              $  16,356  $ (10,053)  $  6,303
Other assets, net                2,334     (2,385)       (51)
                             _________  __________  _________
                                18,690    (12,438)     6,252
Reserve for losses
 on disposal                    10,101     (4,328)     5,773
                             _________  __________  _________
Net value of property
 held for disposal           $   8,589              $    479


                                           1992
                                         Activity
                                        __________
                              December              December
                                 31,    Sales and      31,
                                1991    Operations    1992
                             _________  __________  _________
Property and
 equipment, net              $   6,303  $    (147)  $  6,156
Other assets, net                  (51)      (284)      (335)
                             _________  __________  _________
                                 6,252       (431)     5,821
Reserve for losses
 on disposal                     5,773     (1,561)     4,212
                             _________  __________  _________
Net value of property
 held for disposal           $     479              $  1,609





              American Healthcare Management, Inc.
       Notes to Consolidated Financial Statements (continued)

7.  Asset Writedowns and Other Charges (continued)

Writedown of assets and other charges consists of the following:


                                     1992        1991       1990
                                 __________________________________
                                             ($ million)

Provision for prior-year
  differences on capital lease
  obligation                         $ -         $ 4.0     $    -
Provision for losses on
  disposition of hospital
  facilities                           -              -       8.2
Provision (credit) for loss
  on diminution of value of
  hospital facilities                  -           (4.0)      6.4
Valuation adjustment to notes
  receivable received in
  connection with previously
  disposed operations                  -              -      (3.2)
                                 __________________________________
                                     $ -         $    -    $ 11.4
                                 __________________________________
                                 __________________________________


The Company incurred $0.5 million of severance expense in 1990 relating to the resignation or termination of Company employees following the Company's Reorganization. A substantial portion of these payments were to executive officers. In September 1990, the Company moved its executive offices from Dallas, Texas to King of Prussia, Pennsylvania. Relocation expense approximated $0.5 million in 1990.


8.  Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly results of operations for the two years ended December 31, 1992:

                           (Unaudited)

                                        Quarters
                       _________________________________________
                          Fourth     Third     Second     First
                       _________________________________________
                            (000's except per share amounts)

1992:
  Net revenue           $ 80,883   $ 75,808   $ 77,966  $ 78,540
  Income before income
   taxes and extra-
    ordinary item          2,590      1,331      5,375     6,460
  Extraordinary item           -          -     55,571         -
  Net income               2,549      1,584     60,737     6,208
  Earnings per common
   share before extra-
   ordinary item             .09        .06        .18       .22
  Earnings per common
   share                     .09        .06       2.12       .22

              American Healthcare Management, Inc.
       Notes to Consolidated Financial Statements (continued)


8.  Quarterly Financial Information (Unaudited) (continued)


                           (Unaudited)

                                        Quarters
                       _________________________________________
                          Fourth     Third     Second     First
                       _________________________________________
                            (000's except per share amounts)

1991:
  Net revenue           $ 79,439   $ 70,656   $ 70,355  $ 74,016
  Income before income
   taxes                   3,766        690      1,095     2,765
  Net income               3,636        550      1,115     2,735
  Earnings per common
   share, primary            .13        .03        .07       .18


                           SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in King of Prussia, Pennsylvania, on February 4, 1994.


              AMERICAN HEALTHCARE MANAGEMENT, INC.




                       /s/Bruce J. Colburn
                       ____________________________
                        Bruce J. Colburn
                        Vice President, Controller
                        Chief Accounting Officer