Form 10-Q/A
period 1993-03-31
AMERICAN HEALTHCARE MANAGEMENT INC
filed 1994-02-07
CIK 738339

                                          United States
                               Securities and Exchange Commission
                                     Washington, D.C. 20549

                                           FORM 10-Q/A
                                           (Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Period Ended March 31, 1993

                                               or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________

Commission file number 1-8756


                              AMERICAN HEALTHCARE MANAGEMENT, INC.
                     (Exact name of registrant as specified in its charter)

                Delaware                                        75-1636788
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    660 American Avenue,  Suite 200
     King of Prussia, Pennsylvania                             19406-0909
(Address of principal executive offices)                        (Zip Code)

                                (215) 768-5900
                      (Registrant's telephone number, including area code)

                                Not Applicable
                      (Former name, former address and former fiscal year,
                                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes /X/     No / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the
court.      Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value -- 27,137,151 shares as of April 30, 1993

                                              Index

                              AMERICAN HEALTHCARE MANAGEMENT, INC.


                                                                  Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

  Condensed consolidated balance sheets --
  March 31, 1993 and December 31, 1992                                3-4

  Condensed consolidated statements of income --
  Three months ended March 31, 1993 and 1992                             5

  Condensed consolidated statements of cash
  flows -- Three months ended March 31, 1993 and 1992                    6

  Notes to condensed consolidated financial
  statements --  March 31, 1993                                       7-8

SIGNATURE                                                               9

                                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                              AMERICAN HEALTHCARE MANAGEMENT, INC.

                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                        1993          1992
                                                    ___________   _____________
                                                     (Unaudited)    (Note A)
                                                            (In thousands)
ASSETS

  Current Assets:

      Accounts receivable, net                        $ 49,011          $ 44,400

      Supplies, at cost                                  4,362             4,267

      Funds held by trustee--current portion             1,048             1,058

      Other                                              3,933             3,471
                                                      ________          ________

        TOTAL CURRENT ASSETS                            58,354            53,196

  Funds held by trustee                                  3,615             4,349

  Other assets                                          10,358            12,007

  Property, plant, and equipment, net                  274,370           268,284
                                                      ________          ________
                                                      $346,697          $337,836
                                                      ________          ________
                                                      ________          ________







                    See notes to condensed consolidated financial statements

                              AMERICAN HEALTHCARE MANAGEMENT, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,       December 31,
                                                                1993              1992
                                                            ____________      ____________
                                                             (Unaudited)       (Note A)

                                                                  (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
      Bank checks outstanding, less cash in bank            $  2,549          $  3,364
      Accounts payable                                        24,486            22,893
      Accrued compensation                                     8,314             7,959
      Accrued interest                                         1,597             1,767
      Other payables and accruals                              2,584             3,481
      Current portion of long-term debt                        9,941            10,932
                                                            ________          ________

                  TOTAL CURRENT LIABILITIES                   49,471            50,396

  Other liabilities                                           18,130            15,534

  Long-term debt                                             145,805           143,822

  Stockholders' Equity:
      Common stock, $.01 par; authorized
        60,000,000 shares; 27,137,151 and
        27,073,280 issued and outstanding
        1993 and 1992, respectively                               271              271
      Additional paid-in capital                             138,378           138,291
      Deficit                                               (  5,358)         ( 10,478)
                                                            ________          ________
                                                             133,291           128,084
                                                            ________          ________
                                                            $346,697          $337,836
                                                            ________          ________
                                                            ________          ________

      Note: The balance sheet at December 31, 1992 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                    See notes to condensed consolidated financial statements

                              AMERICAN HEALTHCARE MANAGEMENT, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands, except per share data)

                                                                  Three Months Ended
                                                                       March 31,
                                                                    1993        1992
                                                                  ________    ________
Net revenue                                                       $ 86,951    $ 78,540


Operating Expenses:

  Salaries, benefits and other                                      68,321      62,494

  Provision for bad debts                                            5,085       3,895

  Depreciation                                                       4,669       4,013

  Interest                                                           3,374       1,678
                                                                  ________    ________
                                                                    81,449      72,080
                                                                  ________    ________

Income Before Income Taxes                                           5,502       6,460

Income tax expense                                                     382         252
                                                                  ________    ________
Net Income                                                        $  5,120    $  6,208
                                                                  ________    ________
                                                                  ________    ________

Weighted average number of shares and equivalents                   28,625      28,618
                                                                  ________    ________
                                                                  ________    ________

Earnings per share                                                $    .18    $    .22
                                                                  ________    ________
                                                                  ________    ________








                    See notes to condensed consolidated financial statements

                              AMERICAN HEALTHCARE MANAGEMENT, INC.
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                              1993        1992
                                                            ________    ________
OPERATING ACTIVITIES
  Net income                                                $ 5,120     $  6,208
  Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation and amortization                            4,891        4,013
     Troubled debt interest                                      --          262
     Troubled debt interest paid in cash                         --     (  6,394)
     Provision for bad debts                                  5,085        3,895
     Operations charged against reserve for losses
       on disposal                                               --          141

  Effect of changes in operating assets and
   liabilities:
     Accounts receivable                                    ( 10,779)   (  4,793)
     Supplies and other                                     (    446)   (    320)
     Accounts payable                                          1,067    (    414)
     Other current liabilities                              (  1,054)   (    920)
                                                            ________    ________
  NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,884       1,678

INVESTING ACTIVITIES
  Purchases of property and equipment                       (  2,748)   (  4,658)
  Funds held by trustee and other                                451    (  1,772)
                                                            ________    ________
  NET CASH USED IN INVESTING ACTIVITIES                     (  2,297)   (  6,430)

FINANCING ACTIVITIES
  Advance payments on troubled debt                               --    (    118)
  Net principal payments on other long-term debt            (    859)   (    347)
  Proceeds from issuance of stock                                 87          --
  Bank checks outstanding, less cash in bank                (    815)   $     --
                                                            ________    ________
NET CASH USED IN FINANCING ACTIVITIES                       (  1,587)   (    465)
                                                            ________    ________
Decrease in cash and cash equivalents                             --    (  5,217)

Cash and cash equivalents at beginning of year                    --      15,749
                                                            ________    ________
Cash and cash equivalents at end of period                  $     --    $ 10,532
                                                            ________    ________
                                                            ________    ________
Supplemental disclosure of cash flow information:
  Interest paid (net of $10 capitalized in 1993)            $  3,554    $ 7,991
  Income taxes paid                                              330         15
  Capitalized lease obligations,
    principally equipment                                      1,851         --

                    See notes to condensed consolidated financial statements

                              AMERICAN HEALTHCARE MANAGEMENT, INC.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)

                                          March 31, 1993

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1992.

Earnings Per Share: The computation of earnings per share is based on the weighted average number of outstanding shares and equivalents. Stock equivalents consist of stock options and warrants representing 1,506,000 and 1,682,000 equivalent shares for the three months ended March 31, 1993 and 1992, respectively.

NOTE B -- PRO FORMA RESULTS OF OPERATIONS

Effective June 30, 1992, the Company refinanced approximately $100 million of fixed-rate senior secured debt ("Old Debt") bearing a weighted average annual interest rate at June 30, 1992 of 12.8 percent with approximately $100 million (of a $105 million total facility) of bank-financed senior secured debt ("New Debt") with a floating rate of interest (6.4 percent at March 31, 1993). The Old Debt was accounted for in conformity with Financial Accounting Standards Board (FASB) Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accounting under FASB Statement No. 15 rules had the effect of reporting interest expense for the three months ended March 31, 1992 at an amount less than otherwise would have been reported. Upon refinancing of the Old Debt, the required application of the accounting rules to interest expense under FASB Statement No. 15 was eliminated.

Income before extraordinary item for the three months ended March 31, 1993 and pro forma income before extraordinary item for the three months ended March 31, 1992, assuming the refinancing occurred January 1, 1992, are presented below.

                                                                  Three Months Ended
                                                                       March 31,
                                                                    1993        1992
                                                                  ________    ________
                                                                     As          Pro
                                                                  Reported      Forma
Income before extraordinary item, as reported                     $  5,120    $  6,208
Less amortization of future interest
  in recorded liablity                                                  --    (  2,949)
Add pro forma reduction of interest
  expense due to recapitalization and
  lower rate of interest under the New Debt                             --       1,433
                                                                  ________    ________
Net change                                                              --    (  1,516)

Tax benefit effect of change                                            --    (     59)
                                                                  ________    ________
Income before extraordinary item                                  $  5,120    $  4,751
                                                                  ________    ________
                                                                  ________    ________

Earnings per share before
 extraordinary item                                                  $0.18       $0.17
                                                                  ________    ________
                                                                  ________    ________

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    American Healthcare Management, Inc.
                                    (Registrant)



February 4, 1994                          /s/ Bruce J. Colburn
___________________                       __________________________________
(Date)                                    Bruce J. Colburn
                                          Vice President, Controller
                                          Chief Accounting Officer