Form 10-Q/A
period 1993-06-30
AMERICAN HEALTHCARE MANAGEMENT INC
filed 1994-02-07
CIK 738339

                                    United States
                         Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-Q/A

                                     (Mark One)
/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Period Ended June 30, 1993

                                         or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to __________

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

Common Stock, $.01 Par Value -- 27,138,858 shares as of July 30, 1993

                                        Index

                        AMERICAN HEALTHCARE MANAGEMENT, INC.


                                                                 Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

  Condensed consolidated balance sheets --
  June 30, 1993 and December 31, 1992                                3-4

  Condensed consolidated statements of income --
  Three and six months ended June 30, 1993 and 1992                    5

  Condensed consolidated statements of cash
  flows -- Six months ended June 30, 1993 and 1992                      6

  Notes to condensed consolidated financial
  statements --  June 30, 1993                                       7-8

SIGNATURE                                                               9

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        AMERICAN HEALTHCARE MANAGEMENT, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1993           1992
                                                   ____________    ____________
                                                    (Unaudited)      (Note A)
                                                          (In thousands)

ASSETS

  Current Assets:

      Accounts receivable, net                       $ 44,515          $ 44,400

      Supplies, at cost                                 4,496             4,267

      Funds held by trustee--current portion            1,048             1,058

      Other                                             3,790             3,471
                                                     ________          ________

        TOTAL CURRENT ASSETS                           53,849            53,196

  Funds held by trustee                                 3,494             4,349

  Other assets                                         10,939            12,007

  Property, plant, and equipment, net                 273,163           268,284
                                                     ________          ________

                                                     $341,445          $337,836
                                                     ________          ________
                                                     ________          ________






              See Notes to Condensed Consolidated Financial Statements

                        AMERICAN HEALTHCARE MANAGEMENT, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,  December 31,
                                                           1993        1992
                                                        __________  ___________
                                                       (Unaudited)    (Note A)
                                                              (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

  Bank checks outstanding, less cash in bank           $  1,953      $   3,364
   Accounts payable                                      24,862         22,893
   Accrued compensation                                   8,312          7,959
   Accrued interest                                       1,404          1,767
   Other payables and accruals                            2,923          3,481
   Current portion of long-term debt                     10,894         10,932
                                                       ________      _________
                  TOTAL CURRENT LIABILITIES              50,348         50,396

  Other liabilities                                      12,763         15,534

  Long-term debt                                        141,168        143,822

  Stockholders' Equity:
      Common stock, $.01 par; authorized
        60,000,000 shares; 27,138,850 and
        27,073,280 issued and outstanding
        June 30,1993 and December 31, 1992,
        respectively                                       271             271
      Additional paid-in capital                       138,351         138,291
      Deficit                                         (  1,456)      (  10,478)
                                                      ________       _________
                                                       137,166         128,084
                                                      ________       _________

                                                      $341,445        $337,836
                                                      ________       _________
                                                      ________       _________

      Note: The balance sheet at December 31, 1992 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

              See Notes to Condensed Consolidated Financial Statements

                        AMERICAN HEALTHCARE MANAGEMENT, INC.
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share amounts)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      1993        1992        1993        1992
                                    ________    ________    ________    ________
Net revenue                         $ 84,650    $ 77,966    $171,601    $156,506

Operating expenses:
  Salaries, benefits and other        67,815      62,459     136,136     124,953
  Provision for bad debts              4,821       4,470       9,906       8,365
  Depreciation                         4,596       3,994       9,265       8,007
  Interest                             3,199       1,668       6,573       3,346
                                    ________    ________    ________    ________
                                      80,431      72,591     161,880     144,671
Income before income taxes and
 extraordinary item                    4,219       5,375       9,721      11,835

Income tax expense                       316         209         698         461
                                    ________    ________    ________    ________

Income before extraordinary item       3,903       5,166       9,023      11,374

Gain on early extinguishment
 of debt                                  --      55,571          --      55,571
                                    ________    ________    ________    ________
Net Income                          $  3,903    $ 60,737    $  9,023    $ 66,945
                                    ________    ________    ________    ________
                                    ________    ________    ________    ________
Weighted average number of
 shares and equivalents               28,536      28,578      28,580      28,598
                                    ________    ________    ________    ________
                                    ________    ________    ________    ________

Earnings per share:
 Before extraordinary item          $   0.14    $   0.18    $   0.32    $    .40
 Extraordinary item                       --        1.94          --        1.94
                                    ________    ________    ________    ________

Net Income                          $   0.14    $   2.12    $   0.32    $   2.34
                                    ________    ________    ________    ________
                                    ________    ________    ________    ________

              See Notes to Condensed Consolidated Financial Statements

                        AMERICAN HEALTHCARE MANAGEMENT, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                             1993          1992
                                                           ________    _________
OPERATING ACTIVITIES
 Net income                                                $ 9,023     $  66,945
 Adjustments to reconcile net income to net
  cash provided by operations:
   Extraordinary gain on early extinguishment
    of debt                                                     --     (  55,571)
   Depreciation and amortization                             9,707         8,007
   Troubled debt interest                                       --           495
   Troubled debt interest paid in cash                          --     (   6,410)
   Provision for bad debts                                   9,906         8,365
   Operations charged against reserve for losses
    on disposal                                                 --            61
 Effect of changes in operating assets and liabilities:
   Accounts receivable                                     ( 15,635)   (   7,259)
   Supplies and other                                      (    438)   (     543)
   Accounts payable                                           1,443    (   1,603)
   Other current liabilities                               (    909)         120
                                                           ________    _________
 NET CASH PROVIDED BY OPERATING ACTIVITIES                   13,097       12,607

INVESTING ACTIVITIES
 Purchases of property and equipment                       (  6,137)   (  13,509)
 Funds held by trustee and other                           (  1,066)   (   1,419)
                                                           ________    _________
 NET CASH USED BY INVESTING ACTIVITIES                     (  7,203)   (  14,928)

FINANCING ACTIVITIES
 Repayments of long-term debt                              ( 35,990)   ( 100,834)
 Proceeds from issuance of long-term debt                     31,447      99,467
 Proceeds from issuance of stock                                  60          --
 Bank checks outstanding, less cash in bank                (  1,411)          --
                                                           ________    _________
 NET CASH USED BY FINANCING ACTIVITIES                     (  5,894)   (   1,367)
                                                           ________    _________
Decrease in cash and cash equivalents                            --    (   3,688)

Cash and cash equivalents at beginning of period                 --       15,749
                                                           ________    _________
Cash and cash equivalents at end of period                 $     --    $  12,061
                                                           ________    _________
                                                           ________    _________

Supplemental disclosure of cash flow information:
 Interest paid (net of $139 capitalized in 1993)           $ 6,631     $  9,303
 Income taxes paid                                           1,105           15
 Capitalized lease obligations, principally
  equipment                                                  1,851           --

              See Notes to Condensed Consolidated Financial Statements

                        AMERICAN HEALTHCARE MANAGEMENT, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                     June 30, 1993

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1993 are not necessarily indicative of the results that may be expected for the year ending December 31, 1993. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1992.

Earnings Per Share: The computation of earnings per share is based on the weighted average number of outstanding shares and equivalents. Stock equivalents consist of stock options and warrants representing 1,396,000 and 1,451,000 equivalent shares for the three and six months ended June 30, 1993, respectively, and 1,539,000 and 1,611,000 for the three and six months ended June 30, 1992, respectively.

NOTE B -- PRO FORMA RESULTS OF OPERATIONS

Effective June 30, 1992, the Company refinanced approximately $100 million of fixed-rate senior secured debt ("Old Debt") bearing a weighted average annual interest rate (based on stated rate under the indenture for the Old
Debt) at June 30, 1992 of 12.8 percent with approximately $100 million of bank-financed senior secured debt ("New Debt") with a floating rate of interest (6.3 percent at June 30, 1993). The Old Debt was accounted for in conformity with Financial Accounting Standards Board (FASB) Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," which under certain conditions prescribes the calculation of interest expense for financial reporting purposes. Applications of FASB Statement No. 15 rules had the effect of reducing reported interest expense for the three and six months ended June 30, 1992 by $3.0 million and $5.9 million, respectively. Upon refinancing of the Old Debt, the required application of FASB Statement No. 15 rules to interest expense was eliminated.

Pro forma income before an extraordinary item for the three and six months ended June 30, 1992, assuming the refinancing occurred January 1, 1992, would be $3.7 million or $.13 per share and $8.4 million or $.29 per share, respectively.

NOTE C -- SUBSEQUENT EVENT

On July 28, 1993 the Company issued $100 million aggregate principal amount of 10 percent senior subordinated notes due July 2003 (the "Notes") and on July 29, 1993 amended and restated its senior secured credit facility (the "Credit Facility") with a syndicate of commercial bank lenders (the "Lenders") increasing the total facility to $122.5 million. The Credit Facility is secured by substantially all of the assets of the Company.

The proceeds from the issuance of the Notes were used to repay $42.5 million of previously outstanding senior secured term debt, $13.0 million representing all amounts outstanding under a previously outstanding senior secured revolving credit facility, $20.5 million of subsidiary mortgages, and transaction fees and expenses. The remainder of the proceeds were invested in short-term investment grade, interest-bearing obligations pending use for general corporate purposes, including capital expenditures.

The Credit Facility consists of (i) a $42.5 million term loan facility, payable in incremental, semiannual installments beginning January 31, 1994 and maturing July 31, 2000, (ii) a working capital revolving credit facility limited to an aggregate principal amount of $20 million, and
(iii) a permitted acquisition facility limited to an aggregate principal amount of $60 million. The working capital and permitted acquisition facilities, which were undrawn upon completion of the transactions, are due July 29, 1995 but may, upon the Company's request and approval by the Lenders, be extended for one year periods, but in no event past
July 29, 1997.

The Company expects to record an extraordinary loss of approximately $3.5 million on early extinguishment of debt in the third quarter of 1993. The loss primarily relates to the write-off of unamortized debt issuance costs on the extinguished indebtedness.

Maturities of long-term debt, including capital lease obligations, over the five years beginning January 1, 1993 and thereafter are as follows:


                        1993. . . . . . . . .$  6,903
                        1994. . . . . . . . .   6,354
                        1995. . . . . . . . .   6,772
                        1996. . . . . . . . .  12,034
                        1997. . . . . . . . .   7,997
                        Thereafter. . . . . . 141,530
                                         ________
                        . . . . . . . . . . .$181,590
                                         ________
                                         ________

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    American Healthcare Management, Inc.
                                    (Registrant)



February 4, 1994                   /s/ Bruce J. Colburn
__________________                 ___________________________________
(Date)                             Bruce J. Colburn
                                   Vice President, Controller
                                   Chief Accounting Officer