Form 10-Q/A
period 1993-09-30
AMERICAN HEALTHCARE MANAGEMENT INC
filed 1994-02-07
CIK 738339

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                  (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Period Ended September 30, 1993

                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ___________ to
__________

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

Common Stock, $.01 Par Value -- 27,164,731 shares as of September 30, 1993

                   AMERICAN HEALTHCARE MANAGEMENT, INC.

                            Index to Form 10-Q

                                                         Page No.
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets --
     September 30, 1993 and December 31, 1992                 3-4

     Condensed consolidated statements of income --
     Three and nine months ended September 30, 1993
     and 1992                                                   5

     Condensed consolidated statements of cash flows --
     Nine Months ended September 30, 1993 and 1992              6

     Notes to condensed consolidated financial
     statements -- September 30, 1993                         7-9

SIGNATURE                                                      10

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                     AMERICAN HEALTHCARE MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30,   December 31,
                                              1993           1992
                                         _____________   ___________
                                          (Unaudited)       (Note)
                                     (In thousands, except share data)
ASSETS

  Current Assets:

   Cash and cash equivalents               $ 15,918         $     --

   Accounts receivable, net                  44,592           44,400

   Supplies, at cost                          4,616            4,267

   Funds held by trustee--
    current portion                           1,038            1,058

   Other                                      3,106            3,471
                                         _____________   ___________
       TOTAL CURRENT ASSETS                  69,270           53,196

  Funds held by trustee                       2,435            4,349

  Other assets                               13,916           12,007

  Property and equipment, net               272,084          268,284
                                         _____________   ___________
                                           $357,705         $337,836
                                         _____________   ___________
                                         _____________   ___________


         See notes to condensed consolidated financial statements

                   AMERICAN HEALTHCARE MANAGEMENT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
                                                  1993            1992
                                              _____________   ____________
                                               (Unaudited)       (Note)
                                          (In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:

    Bank checks outstanding, less cash in bank    $     --     $  3,364

    Accounts payable                                23,906       22,893

    Accrued compensation                             7,387        7,959

    Accrued interest                                 2,513        1,767

    Other payables and accruals                      4,773        3,481

    Current portion of long-term debt                6,423       10,932
                                              _____________   ____________
            TOTAL CURRENT LIABILITIES               45,002       50,396

  Other liabilities                                  9,563       15,534

  Long-term debt                                   168,478      143,822

  Stockholders' Equity:

    Common stock, $.01 par; authorized
      60,000,000 shares; issued and
      outstanding 27,164,731--1993,
      27,073,280--1992                                 272          271
    Additional paid-in capital                     138,390      138,291
    Retained earnings deficit                    (   4,000)   (  10,478)
                                              _____________   ____________
                                                   134,662      128,084
                                              _____________   ____________
                                                  $357,705     $337,836
                                              _____________   ____________
                                              _____________   ____________

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

           See notes to condensed consolidated financial statements

                     AMERICAN HEALTHCARE MANAGEMENT, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                  1993       1992      1993       1992
                               ________   ________   ________   ________

Net revenue                    $ 84,464   $ 75,808   $256,065  $232,314


Operating expenses

  Salaries, benefits and other   67,389     61,757    203,526   186,710

  Provision for bad debts         6,853      4,647     16,759    13,012

  Depreciation                    4,852      4,752     14,118    12,759

  Interest                        4,024      3,321     10,596     6,667

                               ________   ________   ________   ________
Income before income taxes
 and extraordinary item           1,346      1,331     11,066    13,166

Income tax expense (benefit)         48  (     253)       746       208
                               ________   ________   ________   ________
Income before
 extraordinary item               1,298      1,584     10,320    12,958

Extraordinary item--(loss)
 gain on early extinguish-
 ment of debt                 (   3,842)         0  (   3,842)   55,571
                               ________   ________   ________   ________
      Net (Loss) Income       ($  2,544)  $  1,584   $  6,478  $ 68,529
                               ________   ________   ________   ________
                               ________   ________   ________   ________
Weighted average number of
 shares and equivalents          28,694     28,502     28,617    28,566
                               ________   ________   ________   ________
                               ________   ________   ________   ________
Earnings per share:
 Before extraordinary item     $    .05   $    .06   $    .36  $    .45
 Extraordinary item           (     .13)       .00  (     .13)     1.95
                               ________   ________   ________   ________
      Net (Loss) Income       ($    .09)  $    .06   $    .23  $   2.40
                               ________   ________   ________   ________
                               ________   ________   ________   ________

           See notes to condensed consolidated financial statements

                   AMERICAN HEALTHCARE MANAGEMENT, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                     Nine Months Ended
                                                        September 30,
                                                       1993      1992
                                                     ________  ________

OPERATING ACTIVITIES
 Net income                                          $  6,478   $68,529
 Adjustments to reconcile net income
  to net cash provided by operations:
    Extraordinary loss (gain) on early
     extinguishment of debt                             3,842   (55,571)
    Depreciation and amortization                      14,818    12,966
    Troubled debt interest                                 --       884
    Troubled debt interest paid in cash                    --  ( 13,718)
    Provision for bad debts                            16,759    13,012
    Charges against reserve for losses
      on disposal                                          --  (    146)
 Effect of changes in operating assets
  and liabilities:
    Accounts receivable                             (  22,565) ( 12,763)
    Supplies and other                                    126  (    232)
    Accounts payable                                      487  (    122)
    Other current liabilities                             608  (    106)
                                                     ________  ________
 NET CASH PROVIDED BY OPERATING ACTIVITIES             20,553    12,733

INVESTING ACTIVITIES
 Purchases of property and equipment                (   9,855) ( 20,152)
 Funds held by trustee and other                    (   3,308) (  2,240)
                                                     ________  ________
 NET CASH USED BY INVESTING ACTIVITIES              (  13,163) ( 22,392)

FINANCING ACTIVITIES
 Repayments of long-term debt                       ( 119,132) (111,921)
 Proceeds from issuance of long-term debt             137,288   114,755
 Proceeds from issuance of common stock                   100       182
 Refinancing costs incurred                         (   6,364) (  8,817)
 Bank checks outstanding, less cash in bank         (   3,364)       --
                                                     ________  ________
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       8,528  (  5,801)
                                                     ________  ________
Increase (decrease) in cash and cash equivalents       15,918  ( 15,460)

Cash and cash equivalents at beginning of period           --    15,749
                                                     ________  ________
Cash and cash equivalents at end of period           $ 15,918   $   289
                                                     ________  ________
                                                     ________  ________
Supplemental disclosure of cash flow information:
  Interest paid (net of $255 capitalized in 1993)    $  9,405   $18,775
  Income taxes paid                                     1,116       206
  Capitalized lease obligations, principally equipment  1,991        --

         See notes to condensed consolidated financial statements

                 AMERICAN HEALTHCARE MANAGEMENT, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                           September 30, 1993


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1993 are not necessarily indicative of the results that may be expected for the year ending December 31, 1993. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1992.


NOTE B -- LONG-TERM DEBT

A summary of long-term debt follows:

                                              September 30,   December 31,
                                                  1993            1992
                                              _____________   ____________
                                                        (000's)
Parent Company:
  Credit Facility:
    Revolving credit facility                     $     --     $ 12,000
    Term Loan A                                     42,500       67,500
    Term Loan B                                         --       20,000
  10% Senior Subordinated Notes due 2003           100,000           --
                                                  ________     ________
                                                   142,500       99,500

Subsidiaries:
  Secured debt--other; rates, generally
    fixed, average 10.3%; payable in periodic
    installments through 2002                       32,401       55,254
                                                  ________     ________
                                                   174,901      154,754
Less current portion                                 6,423       10,932
                                                  ________     ________
                                                  $168,478     $143,822
                                                  ________     ________
                                                  ________     ________

On July 28, 1993 the Company issued $100 million aggregate principal amount of 10 percent senior subordinated notes due July 2003 (the "Notes") and on July 29, 1993 amended and restated its senior secured credit facility (the "Credit Facility") with a syndicate of commercial bank lenders (the "Lenders") increasing the total facility to $122.5 million.

The proceeds from the issuance of the Notes were used to repay $42.5 million of previously outstanding senior secured term debt, $13.0 million representing all amounts previously outstanding under a senior secured revolving credit facility, $20.5 million of subsidiary mortgages, and transaction fees and expenses. The remainder of the proceeds were invested in short-term investment grade, interest-bearing obligations pending use for general corporate purposes, including capital expenditures.

In connection with these transactions, the Company recorded an extraordinary loss of $3.8 million on early extinguishment of debt in the third quarter of 1993. The loss primarily related to the write-off of unamortized debt issuance costs on the extinguished indebtedness.

The Credit Facility consists of (i) a $42.5 million term loan facility, payable in incremental, semiannual installments beginning January 31, 1994 and maturing July 31, 2000, (ii) a revolving credit facility, restricted for use for working capital purposes and reimbursement for drawings under letters of credit, limited to an aggregate principal amount of $20 million, and (iii) a permitted acquisition facility limited to an aggregate principal amount of $60 million. The revolving credit and permitted acquisition facilities are due July 29, 1995 but may, upon approval by the Lenders, be extended for one year periods through July 29, 1997. At September 30, 1993, the permitted acquisition and revolving credit facilities were undrawn; however, commitment availability under the revolving credit facility had been reduced by $1.4 million for undrawn letters of credit.

Funds advanced under the Credit Facility bear interest on the outstanding principal at either a rate based on the Prime Rate or London Interbank Borrowing Rate ("LIBOR") as elected from time to time by the Company. Interest is payable monthly if a rate based on the Prime rate is elected or at the end of the LIBOR period if a rate based on LIBOR is elected (but not to exceed three months). The Company has elected various rates on the initial term loan facility representing a weighted average annual interest rate at September 30, 1993 of 6.0%.

In certain circumstances, the Company is required to make principal prepayments on the term loan including the receipt of proceeds from certain sales of material assets and the issuance of additional indebtedness. The Company may prepay all or part of the outstanding Credit Facility without penalty.

The Notes are subordinated to the Credit Facility and to indebtedness of the Company's subsidiaries. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year. The Notes mature on August 1, 2003 but may be redeemed in whole or in part at the option of the Company on or after August 1, 1998 through July 31, 2000 at specified redemption prices in excess of par and thereafter at par.

The Credit Facility Agreement and Note Indenture limit, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, acquire the capital stock or assets of another business, or pay dividends. The Credit Facility also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Credit Facility and under other secured debt and capital lease agreements of the Company is secured by liens on substantially all real and personal property and interests in real and personal property of the Company and its subsidiaries.

The following table sets forth pro forma income and earnings per share before extraordinary items for the three and nine months ended
September 30, 1993 and 1992 giving effect to (i) the refinancing and related expenses effective June 30, 1992 of approximately $100 million of fixed-rate senior secured debt ("Troubled Debt") and (ii) issuance of the Notes on July 28, 1993 and the application of the estimated net proceeds thereof as if such transactions had occurred on January 1, 1992.

                          Three Months Ended     Nine Months Ended
                             September 30,         September 30,
                            1993      1992         1993     1992
                          ________  ________     ________ ________
                                       (in thousands)
Income before extra-
 ordinary item             $1,111    $  373       $8,426   $7,133

Earnings per share
 before extraordinary
 item                      $  .04    $  .01       $  .29   $  .25



Maturities of long-term debt, including capital lease obligations, over the remainder of 1993 and for the four years beginning January 1, 1994 and thereafter are as follows:

                    1993. . . . . . .$    516
                    1994. . . . . . .   6,359
                    1995. . . . . . .   6,778
                    1996. . . . . . .  12,039
                    1997. . . . . . .   8,033
                    Thereafter. . . . 141,176
                                     ________
                                     $174,901
                                     ________
                                     ________

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    American Healthcare Management, Inc.
                                    (Registrant)



February 4, 1994                    /s/ Bruce J. Colburn
(Date)                              Bruce J. Colburn
                                    Vice President, Controller
                                    Chief Accounting Officer